Form 10-Q/A
period 2021-09-30
MARLIN TECHNOLOGY CORP.
filed 2021-12-17
CIK 1823855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

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

   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As

of December 17, 2021, there
were 41,400,000 Class A ordinary shares, $0.0001 par value and 10,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MARLIN TECHNOLOGY CORPORATION
FORM
10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from September 2, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statement of Changes in Shareholders’ (Deficit) Equity for the Three and Nine months Ended September 30, 2021 and for the period from September 2, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statement of Cash Flows for the Nine months Ended September 30, 2021 and for the period from September 2, 2020 (inception) through September 30, 2020	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

EXPLANATORY NOTE
Marlin Technology Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of January 15, 2021 (the Initial Public Offering date) and as of and for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 should be restated in the Form
10-Q/A
as a result of this error. The balance sheets as of January 15, 2021, March 31, 2021 and June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form
10-Q.
These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form
10-Q/A,
and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 2, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MARLIN TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$108,676	$—
Prepaid expenses	594,579	—

Total Current Assets	703,255	—
Deferred offering costs	—	464,908
Investments held in Trust Account	414,130,861	—

TOTAL ASSETS	$414,834,116	$464,908

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,363,127	$—
Accrued offering costs	—	298,420
Promissory note – related party	—	146,488

Total Current Liabilities	1,363,127	444,908
Warrant liabilities	16,522,666	—
Deferred underwriting fee payable	14,490,000	—

Total Liabilities	32,375,793	444,908

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 and no shares subject to possible redemption at redemption value at September 30, 2021, and December 31, 2020, respectively	414,000,000	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of September 30, 202 1 , and December 31, 2020 (1)	1,035	1,035
Additional paid-in capital	—	23,965
Accumulated deficit	(31,542,712)	(5,000)

Total Shareholders’ (Deficit) Equity	(31,541,677)	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$414,834,116	$464,908

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

MARLIN TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,350,000	$1,035	$23,965	$(5,000)	$20,000
Accretion for Class A Ordinary Shares subject to redemption	—	—	—	—	(92,499)	(42,645,185)	(42,737,684)
Sale of 6,853,333 Private Placement Warrants	—	—	—	—	68,534	—	68,534
Net income	—	—	—	—	—	13,846,451	13,846,451

Balance – March 31, 2021 (unaudited) ( s ee Note 2 – a s restated)	—	—	10,350,000	1,035	—	(28,803,734)	(28,802,699)
Net loss	—	—	—	—	—	(9,268,500)	(9,268,500)

Balance – June 30, 2021 (unaudited) (see Note 2 – as restated)	—	—	10,350,000	1,035	—	(38,072,234)	(38,071,199)
Net income	—	—	—	—	—	6,529,522	6,529,522

Balance – September 30, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(31,542,712)	$(31,541,677)

FOR THE PERIOD FROM SEPTEMBER 2, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — September 2, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance — September 30, 2020 (unaudited)	—	$—	10,350,000	$1,035	$23,965	$(5,000)	$20,000

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
Following the closing of the Initial Public Offering on January 15, 2021, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under
Rule2a-7of

the Investment Company Act of
1940
, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of

$
10.00
per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $
5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC
480
.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities, or operating results and cash position.
The impact of the restatement on the Company’s historical financial statements is reflected in the following tables.

Balance Sheet as of January 15, 2021 (audited)	As Previously Reported	Adjustment	As Re stat ed
Class A ordinary shares subject to possible redemption	$365,177,974	$48,822,026	$414,000,000
Class A ordinary shares	$488	$(488)	$—
Additional paid-in capital	$6,176,353	$(6,176,353)	$—
Accumulated deficit	$(1,177,873)	$(42,645,185)	$(43,823,058)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(48,822,026)	$(43,822,023)

Condensed Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$380,197,300	$33,802,700	$414,000,000
Class A ordinary shares	$338	$(338)	$—
Additional paid-in capital	$(8,842,823)	$8,842,823	$—
Retained earnings (accumulated deficit)	$13,841,451	$(42,645,185)	$(28,803,734)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(33,802,700)	$(28,802,699)

Condensed Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$370,928,800	$43,071,200	$414,000,000
Class A ordinary shares	$431	$(431)	$—
Additional paid-in capital	$425,584	$(425,584)	$—
Retained earnings (accumulated deficit)	$4,572,951	$(42,645,185)	$(38,072,234)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(43,071,200)	$(38,071,199)

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000	(26,614,286)	14,785,714
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$0.57	$0.57
Weighted average shares outstanding, Class B non-redeemable ordinary shares	10,125,000	(642,857)	9,482,143
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$1.37	$(0.80)	$0.57

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000	—	41,400,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$(0.18)	$(0.18)
Weighted average shares outstanding, Class B non-redeemable ordinary shares	10,350,000	—	10,350,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.90)	$(0.72)	$(0.18)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A redeemable ordinary shares	41,400,000	(18,568,106)	22,831,894
Basic and diluted net income per share, Class A redeemable ordinary shares	$—	$0.14	$0.14
Weighted average shares outstanding, Class B non-redeemable ordinary shares	10,238,122	(493,604)	9,744,518
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.44	$(0.30)	$0.14

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of 41,400,000 Units, net of warrant liabilities related to public warrants, underwriting discounts, offering expenses	$371,262,316	$(371,262,316)	$—
Class A ordinary shares subject to possible redemption	$(380,197,300)	$380,197,300	$—
Accretion of Class A Ordinary Shares subject to redemption	$—	$(42,737,684)	$(42,737,684)
Total shareholders’ equity (deficit)	$5,000,001	$(33,802,700)	$(28,802,699)

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Change in value of Class A ordinary shares subject to possible redemption	$9,268,500	$(9,268,500)	$—
Total shareholders’ equity (deficit)	$5,000,001	$(43,071,200)	$(38,071,199)

Condensed Statement of Cash Flows for the Three Months Ended March 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$365,177,970	$(48,822,030)	$414,000,000
Change in value of Class A ordinary shares subject to possible redemption	$15,019,330	$(15,019,330)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$365,177,970	$(48,822,030)	$414,000,000
Change in value of Class A ordinary shares subject to possible redemption	$5,750,824	$(5,750,824)	$—
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 14, 2021, as well as the Company’s Current Report on
Form 8-K, as
filed with the SEC on January 19, 2021, which was restated in the March 31,
2021,10-Qthat
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
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

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU 2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP.ASU 2020-06removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU2020-06on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
-
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph
10-S99,
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained inASC815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
“Debt—Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on our condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q/A
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Quarterly Report on Form
10-Q/A,
we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-3A
to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form
10-Q/A.
We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Previously, following this issuance of the SEC Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification warrants.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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
The Working Capital Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The Working Capital Note is attached as Exhibit 10.1 to this Quarterly Report on
Form 10-Q/A.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q/A.

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

MARLIN TECHNOLOGY CORPORATION

Date: December 17, 2021	By:	/s/ Nick Kaiser
	Name:	Nick Kaiser
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Michael Nutting
	Name:	Michael Nutting
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)