Form 10-Q
period 2022-03-31
MARLIN TECHNOLOGY CORP.
filed 2022-05-12
CIK 1823855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-39886

MARLIN TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1555920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
338 Pier Avenue
Hermosa Beach, California,
90254
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12
, 2022, there were 41,400,000 Class A ordinary shares, $0.0001 par value and 10,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MARLIN TECHNOLOGY CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MARLIN TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$5,290	$5,290
Prepaid expenses	564,393	604,540

Total Current Assets	569,683	609,830
Cash and investments held in Trust Account	414,338,419	414,167,667

TOTAL ASSETS	$414,908,102	$414,777,497

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$680,611	$616,504
Promissory note – related party	466,952	254,148

Total Current Liabilities	1,147,563	870,652
Warrant liabilities	5,989,467	14,250,800
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	21,627,030	29,611,452

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares subject to possible redemption at redemption value at March 31, 2022, and December 31, 2021	414,000,000	414,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2022, and December 31, 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(20,719,963)	(28,834,990)

Total Shareholders’ Deficit	(20,718,928)	(28,833,955)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$414,908,102	$414,777,497

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation costs	$317,058	$1,866,980

Loss from operations	(317,058)	(1,866,980)
Other income:
Interest earned on investments held in Trust Account	170,752	16,898
Change in fair value of warrant liabilities	8,261,333	15,696,533

Total other income	8,432,085	15,713,431
Net income	$8,115,027	$13,846,451

Weighted average shares outstanding, Class A Ordinary Shares	41,400,000	14,785,714

Basic and diluted net income per share, Class A Ordinary Shares	$0.16	$0.57

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	10,350,000	9,482,143

Basic and diluted net income per share, Class B Ordinary Shares	$0.16	$0.57

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	10,350,000	$1,035	$—	$(28,834,990)	$(28,833,955)
Net incom e	—	—	—	—	—	8,115,027	8,115,027

Balance – March 31, 2022 (unaudited)	—	$—	10,350,000	$1,035	$—	$(20,719,963)	$(20,718,928)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,350,000	$1,035	$23,965	$(5,000)	$20,000
Accretion for Class A Ordinary Shares subject to redemption	—	—	—	—	(92,499)	(42,645,185)	(42,737,684)
Sale of 6,853,333 Private Placement Warrant s	—	—	—	—	68,534	—	68,534
Net income	—	—	—	—	—	13,846,451	13,846,451

Balance – March 31, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(28,803,734)	$(28,802,699)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,115,027	$13,846,451
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant liabilities	(8,261,333)	(15,696,533)
Interest earned on investments held in Trust Account	(170,752)	(16,898)
Transaction costs allocated to warrants	—	1,172,873
Changes in operating assets and liabilities:
Prepaid expenses	40,147	(593,675)
Accounts payable and accrued expenses	64,107	174,794

Net cash used in operating activities	(212,804)	(1,112,988)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	405,720,000
Proceeds from sale of private placement Units	—	10,280,000
Proceeds from promissory note—related party	212,804	—
Repayment of promissory note – related party	—	(146,488)
Payment of offering costs	—	(109,466)

Net cash provided by financing activities	212,804	415,744,046

Net Change in Cash	—	631,058
Cash – Beginning of period	5,290	—

Cash – End of period	$5,290	$631,058

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$4,183

Accretion for Class A ordinary shares subject to redemption	$—	$414,000,000

Deferred underwriting fee payable	$—	$14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity from September 2, 2020 (inception) through March 31, 2022, relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below,
a
nd
identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).
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
MARCH 31, 2022
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
MARCH 31, 2022
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
Going Concern, Liquidity and Capital Resources
As of March 31, 2022, the Company had $5,290 in its operating bank account and working capital deficit of $577,880.

The Company’s liquidity needs through Initial Public Offering were satisfied through a payment of
$25,000 from
the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan from the Sponsor pursuant to the Note (as defined in Note 5) which was fully repaid at the Initial Public Offering, and the proceeds from the consummation of the private placement not held in the Trust Account.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. On November 10, 2021, the Company entered into a Working Capital Note (see Note 6). As of the date of this filing the Company had
$489,064
outstanding under its Working Capital Note.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through January 15, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 15, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of January 15, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.
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
MARCH 31, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(20,562,000)
Class A ordinary shares issuance costs	(22,175,684)
Plus:
Accretion of carrying value to redemption value	42,737,684

Class A ordinary shares subject to possible redemption	$414,000,000

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$6,492,022	$1,623,005	$8,436,248	$5,410,203
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	14,785,714	9,482,143

Basic and diluted net income per ordinary share	$0.16	$0.16	$0.57	$0.57

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature (see Note 8)
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
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

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 12, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000, in fees for these services of which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
Promissory Note — Related Party
On September 4, 2020, the Company issued an unsecured promissory note
(the “Note”)
to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Note is non-interest
bearing and payable on the earlier of (i) December 31, 2020, or (ii) the completion of the Initial Public Offering. The outstanding balance of $146,488 was repaid on January 15, 2021, the date of the initial public offering. This facility is no longer available.
Related Party Loans
On November 10, 2021, the Company issued an unsecured promissory note (the “Working Capital Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Working Capital Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Note shall not be repaid and all amounts owed under it will be forgiven. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. On March 29, 2022, the Company amended and restated the Working Capital Note to remove the ability of the Sponsor to convert all or a portion of such Working Capital Note into warrants of the post-Business Combination entity at a price of $1.50 per warrant. As of March 31, 2022 and December 31, 2021, the outstanding balance was $466,952 and $254,148, respectively.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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
Registration and Shareholders Rights
Pursuant to a registration and shareholders rights agreement entered into on January 12, 2021, the holders of the Founder Shares, and Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration and shareholder rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 41,400,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption, and are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021, there were 10,350,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than
one-to-one.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 8. WARRANTS
Warrants
— As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
MARCH 31, 2022
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
a

30-trading-day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

At March 31, 2022 and December 31, 2021, there were 6,853,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are
held
by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
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
At March 31, 2022, assets held in the Trust Account were comprised of $4,226 in cash and $414,334,193 in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $648 in cash and $414,167,019 in U.S. Treasury securities. As of March 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at March 31, 2022 and December 31, 2021, are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 05/12/22)	1	$414,334,193	$30,481	$414,364,674

December 31, 2021	U.S. Treasury Securities	1	$414,167,019	$8,555	$414,175,574

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022, and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Liabilities:
Warrant Liabilities – Public Warrants	1	4,002,000	9,522,000
Warrant Liabilities – Private Placement Warrants	2	1,987,467	4,728,800

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 15th, 2021	10,211,466	20,562,000	30,773,466
Change in valuation inputs or other assumptions	(5,808,533)	(10,488,000)	(15,696,533)
Transfer to Level 1	—	(10,074,000)	(10,074,000)
Transfer to Level 2	(5,002,933)	—	(5,002,933)

Fair value as of December 31, 2021 and March 31, 2022	$—	$—	$—

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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than the item noted below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.
Subsequent to March 31, 2022, the Company borrowed an additional $22,112 from the available Working Capital Note as described in Note 5. As of May 15, 2022, the Working Capital Note aggregate outstanding principal balance is $489,064.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 2, 2020 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $8,115,027, which consists of change in fair value of warrant liabilities of $8,261,333 and interest earned on investments held in Trust Account of $170,752, offset by formation and operational costs of $317,058.
For the period ended March 31, 2021, we had a net income of $13,846,451, which consists of change in fair value of warrant liabilities of $15,696,533 and interest earned on investments held in Trust Account of $16,898, offset by formation and operational costs of $1,866,980.

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
For the three months ended March 31, 2022, cash used in operating activities was $212,804. Net income of $8,115,027 was affected by interest earned on investments held in Trust Account of $170,752 and change in fair value of warrants of $8,261,333. Changes in operating assets and liabilities provided $104,254 of cash for operating activities.
For the period ended March 31, 2021, cash used in operating activities was $1,112,988. Net income of $13,846,451 was affected by interest earned on investments held in Trust Account of $16,898, change in fair value of warrants of $15,696,533 and transaction costs incurred in connection with the Initial Public Offering of $1,172,873. Changes in operating assets and liabilities used $418,881 of cash for operating activities.
As of March 31, 2022, we had cash and investments held in the Trust Account of $414,338,419 (including $338,419 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $5,290. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On November 10, 2021, the Company issued an unsecured promissory note (the “Working Capital Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Working Capital Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Note shall not be repaid and all amounts owed under it will be forgiven. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. On March 29, 2022, the Company amended and restated the Working Capital Note to remove the ability of the Sponsor to convert all or a portion of such Working Capital Loans into warrants of the post-Business Combination entity at a price of $1.50 per warrant. As of March 31, 2022 and December 31, 2021, the outstanding balance was $466,952 and $254,148, respectively.
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

Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through January 15, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 15, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of January 15, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. We began incurring these fees on January 15, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in fees for these services of which such fee is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
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
10-Q
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form
10-K
filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None.

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

MARLIN TECHNOLOGY CORPORATION

Date: May 12, 2022	By:	/s/ Nick Kaiser
	Name:	Nick Kaiser
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Michael Nutting
	Name:	Michael Nutting
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)