Form 10-Q
period 2022-06-30
MARLIN TECHNOLOGY CORP.
filed 2022-08-15
CIK 1823855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
filenumber:001-39886

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
As of August
1
5
,
2022, there were 41,400,000 Class A ordinary shares, $0.0001 par value and 10,350,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MARLIN TECHNOLOGY CORPORATION
FORM10-QFOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1.
Condensed
Financial Statements.
MARLIN TECHNOLOGY CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$5,290	$5,290
Prepaid expenses	374,196	604,540

Total Current Assets	379,486	609,830
Cash and investments held in Trust Account	414,967,586	414,167,667

TOTAL ASSETS	$415,347,072	$414,777,497

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$620,244	$616,504
Promissory note – related party	637,648	254,148

Total Current Liabilities	1,257,892	870,652
Warrant liabilities	2,271,867	14,250,800
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	18,019,759	29,611,452

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares subject to possible redemption at redemption value of $10.02 and $10.00 at June 30, 2022, and December 31, 2021, respectively	414,967,586	414,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding as of June 30, 2022, and December 31, 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(17,641,308)	(28,834,990)

Total Shareholders’ Deficit	(17,640,273)	(28,833,955)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$415,347,072	$414,777,497

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating and formation costs	$300,526	$44,527	$617,584	$1,911,507

Loss from operations	(300,526)	(44,527)	(617,584)	(1,911,507)
Other income (expense):
Interest earned on investments held in Trust Account	629,167	70,027	799,919	86,925
Change in fair value of warrant liabilities	3,717,600	(9,294,000)	11,978,933	6,402,533

Total other income (expense), net	4,346,767	(9,223,973)	12,778,852	6,489,458

Net income (loss)	$4,046,241	$(9,268,500)	$12,161,268	$4,577,951

Weighted average shares outstanding, Class A Ordinary Shares	41,400,000	41,400,000	41,400,000	22,831,894

Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.08	$(0.18)	$0.24	$0.14

Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	10,350,000	10,350,000	10,350,000	9,744,518

Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.08	$(0.18)	$0.24	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	10,350,000	$1,035	$—	$(28,834,990)	$(28,833,955)
Net income	—	—	—	—	—	8,115,027	8,115,027

Balance – March 31, 2022 (unaudited)	—	$—	10,350,000	$1,035	$—	$(20,719,963)	$(20,718,928)
Accretion for Class A Ordinary Shares subject to redemption	—	—	—	—	—	(967,586)	(967,586)
Net income	—	—	—	—	—	4,046,241	4,046,241
Balance – June 30, 2022 (unaudited)	—	$—	10,350,000	$1,035	$—	$(17,641,308)	$(17,640,273)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,350,000	$1,035	$23,965	$(5,000)	$20,000
Accretion for Class A Ordinary Shares subject to redemption	—	—	—	—	(92,499)	(42,645,185)	(42,737,684)
Sale of 6,853,333 Private Placement Warrants	—	—	—	—	68,534	—	68,534
Net income	—	—	—	—	—	13,846,451	13,846,451

Balance – March 31, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(28,803,734)	$(28,802,699)
Net loss	—	—	—	—	—	(9,268,500)	(9,268,500)
Balance – June 30, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(38,072,234)	$(38,071,199)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$12,161,268	$4,577,951
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,978,933)	(6,402,533)
Interest earned on investments held in Trust Account	(799,919)	(86,925)
Transaction costs allocated to warrants	—	1,172,873
Changes in operating assets and liabilities:
Prepaid expenses	230,344	(594,001)
Accounts payable and accrued expenses	3,740	316,320

Net cash used in operating activities	(383,500)	(1,016,315)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	405,720,000
Proceeds from sale of private placement Units	—	10,280,000
Proceeds from promissory note—related party	383,500	—
Repayment of promissory note – related party	—	(146,488)
Payment of offering costs	—	(412,069)

Net cash provided by financing activities	383,500	415,441,443

Net Change in Cash	—	425,128
Cash – Beginning of period	5,290	—

Cash – End of period	$5,290	$425,128

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$4,183

Deferred underwriting fee payable	$—	$14,490,000

The accompanying notes are an integral part of the
unaudited condensed financial statements.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity from September 2, 2020 (inception) through June 30, 2022, relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).
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
JUNE 30, 2022
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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust
A
ccount and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.
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
JUNE 30, 2022
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
Going Concern, Liquidity and Capital Resources
As of June 30, 2022, the Company had $5,290 in its operating bank account and working capital deficit of $878,406.
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
As of June 30, 2022, the Company had
 $637,648 outstanding under its Working Capital Note.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic
205-40,“Presentation
of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through January 15, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 15, 2023. In addition, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of January 15, 2023. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.
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
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	(20,562,000)
Class A ordinary shares issuance costs	(22,175,684)
Plus:
Accretion of carrying value to redemption value	42,737,684
Class A ordinary shares subject to possible redemption, December 31, 2021	414,000,000
Plus:
Accretion of carrying value to redemption value	967,586

Class A ordinary shares subject to possible redemption, June 30, 2022	$414,967,586

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$3,236,993	$809,248	$(7,414,800)	$(1,853,700)	$9,729,014	$2,432,254	$3,208,558	$1,369,393
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000	41,400,000	10,350,000	22,831,894	9,744,518

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.18)	$(0.18)	$0.24	$0.24	$0.14	$0.14

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature (see Note 8).
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
JUNE 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on January 12, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, in fees for these services.
As of June 30, 2022 and December 31, 2022, there were $180,000 and $120,000, respectively of fees for these services included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
Promissory Note — Related Party
On September 4, 2020, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of

$
300,000
. The Note is
non-interest
bearing and payable on the earlier of (i) December 31, 2020, or (ii) the completion of the Initial Public Offering. The outstanding balance of $
146,488
was repaid on January 15, 2021, the date of the initial public offering. This facility is no longer available.
Related Party Loans
On November 10, 2021, the Company issued an unsecured promissory note (the “Working Capital Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Working Capital Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Note shall not be repaid and all amounts owed under it will be forgiven. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. On March 29, 2022, the Company amended and restated the Working Capital Note to remove the ability of the Sponsor to convert all or a portion of such Working Capital Note into warrants of the post-Business Combination entity at a price of $1.50 per warrant. As of June 30, 2022 and December 31, 2021, the outstanding balance was $637,648 and $254,148, respectively.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Registration and Shareholders Rights
Pursuant to a registration and shareholders rights agreement entered into on January 12, 2021, the holders of the Founder Shares and Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) will be entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration and shareholder rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue up to 500,000,000 shares of Class A ordinary shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 41,400,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 10,350,000 Class B ordinary shares issued and outstanding.
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

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 8. WARRANTS
Warrants
— As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the
W
arrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within
60
business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Redemption of Warrants when the price per Class
 A ordinary share equals or exceeds $18.00.
Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per W arrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each W arrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day
period ending three trading days before the Company sends the notice of redemption to the
W
arrant holders.

If and when the
W
arrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of Warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•
at $0.10 per
W
arrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their
W
arrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;

•
if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day
period ending three trading days before the Company sends the notice of redemption of the
W
arrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading-day

period
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the
W
arrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

At June 30, 2022 and December 31, 2021, there were 6,853,333 Private Placement Warrants outstanding. The Private
Placement
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
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2022, assets held in the Trust Account were comprised of $7,409 in cash and $414,960,177 in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $648 in cash and $414,167,019 in U.S. Treasury securities. As of June 30, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at June 30, 2022 and December 31, 2021, are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
Ju n e 30, 2022	U.S. Treasury Securities (Mature on 08/11/22)	1	$414,960,177	$(208,560)	$414,751,617

December 31, 2021	U.S. Treasury Securities	1	$414,167,019	$8,555	$414,175,574

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022, and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	As of June 30, 2022	As of December 31, 2021
Liabilities:
Warrant Liabilities – Public Warrants	1	$1,518,000	$9,522,000
Warrant Liabilities – Private Placement Warrants	2	$753,867	$4,728,800

MARLIN TECHNOLOGY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 15th, 2021	10,211,466	20,562,000	30,773,466
Change in valuation inputs or other assumptions	(5,208,533)	(10,488,000)	(15,696,533)
Transfer to Level 1	—	(10,074,000)	(10,074,000)
Transfer to Level 2	(5,002,933)	—	(5,002,933)

Fair value as of June 30, 2021, December 31, 2021 and June 30, 2022	$—	$—	$—

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
Subsequent to June 30, 2022, the Company borrowed an additional $
51,493
from the available Working Capital Note as described in Note 5.
As of the date of this filing the Working Capital Note aggregate outstanding principal balance is $689,141.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Marlin Technology Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Marlin Technology Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 2, 2020 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $4,046,241, which consists of change in fair value of warrant liabilities of $3,717,600 and interest earned on investments held in Trust Account of $629,167, offset by formation and operational costs of $300,526.
For the six months ended June 30, 2022, we had a net income of $12,161,268, which consists of change in fair value of warrant liabilities of $11,978,933 and interest earned on investments held in Trust Account of $799,919, offset by formation and operational costs of $617,584.
For the three months ended June 30, 2021, we had a net loss of $9,268,500, which consists of formation and operational costs of $44,527 and change in fair value of warrant liabilities of $9,294,000 offset by interest earned on investments held in Trust Account of $70,027.
For the six months ended June 30, 2021, we had a net income of $4,577,951, which consists of change in fair value of warrant liabilities of $6,402,533 and interest earned on investments held in Trust Account of $86,925, offset by formation and operational costs of $1,911,507.

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
For the six months ended June 30, 2022, cash used in operating activities was $383,500. Net income of $12,161,268 was affected by interest earned on investments held in Trust Account of $799,919 and change in fair value of Warrants of $11,978,933. Changes in operating assets and liabilities provided $234,084 of cash for operating activities.
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
As of June 30, 2022, we had cash and investments held in the Trust Account of $414,967,586 (including $967,586 of interest income) consisting primarily of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $5,290. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On November 10, 2021, the Company issued an unsecured promissory note (the “Working Capital Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000. The Working Capital Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Note shall not be repaid and all amounts owed under it will be forgiven. The Working Capital Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Note and all other sums payable with regard to the Working Capital Note becoming immediately due and payable. On March 29, 2022, the Company amended and restated the Working Capital Note to remove the ability of the Sponsor to convert all or a portion of such Working Capital Loans into Warrants of the post-Business Combination entity at a price of $1.50 per Warrant. As of June 30, 2022 and December 31, 2021, the outstanding balance was $637,648 and $254,148, respectively.
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

Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification
Subtopic205-40,“Presentation
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. We began incurring these fees on January 15, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2022, there were $180,000 and $120,000, respectively of fees for these services included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Except as discussed below. there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed below, which was remediated during the quarter ended June 30, 2022.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Annual Report on Form
10-K
filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC except for the below risk factor.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report
onForm 10-Q.

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

MARLIN TECHNOLOGY CORPORATION

Date: August 15, 2022	By:	/s/ Nick Kaiser
	Name:	Nick Kaiser
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Michael Nutting
	Name:	Michael Nutting
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)